Form 10-Q
period 1996-04-24
HOMETOWN BUFFET INC
filed 1996-06-10
CIK 910558

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549
                                 FORM 10-Q


(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended April 24, 1996 or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _____to_____


Commission File Number:  0-22402


                           HOMETOWN BUFFET, INC.
           (Exact name of registrant as specified in its charter)



              DELAWARE                              33-0463002
   (State or other jurisdiction of     (I.R.S. Employer Identification No.)
   incorporation of organization)


 9171 TOWNE CENTRE DRIVE,  SUITE 575
        SAN DIEGO, CALIFORNIA                          92122
(Address of principal executive offices)            (Zip Code)


                               (619) 546-9096
            (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days.

Yes  [X]    No [   ]


 Number of shares of Common Stock outstanding as of May 29, 1996: 11,615,304

                             TABLE OF CONTENTS
                             -----------------


 Item in
 Form 10-Q                                                     Page No.

PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Balance Sheets-
            April 24, 1996 and January 3, 1996.....................3

            Consolidated Income Statements-
            Sixteen Weeks Ended April 24, 1996 and
            April 19, 1995 ........................................4

            Consolidated Statements of Cash Flows-
            Sixteen Weeks Ended April 24, 1996 and
            April 19, 1995.........................................5

            Notes to Consolidated Financial Statements.............6

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations..........7

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings.....................................II-1

Item 5.     Other Information.....................................II-1

Item 6.     Exhibits and Reports on Form 8-K......................II-1

                        PART I FINANCIAL INFORMATION

                   HOMETOWN BUFFET, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                     (In thousands, except share data)

                                                                    April 24,           January 3,
                      ASSETS                                          1996                 1996
                                                                   -----------          ----------
                                                                   (Unaudited)
Current assets:
  Cash and cash equivalents ...............................          $  2,420          $  1,155
  Short-term investments ..................................            20,834            27,828
  Receivables .............................................             2,707             2,830
  Inventories .............................................             1,162             1,094
  Prepaid expenses ........................................             1,018               865
  Pre-opening costs .......................................             1,689             1,784
                                                                     --------          --------
    Total current assets ..................................            29,830            35,556
Property and equipment, net ...............................           112,353           107,946
Other assets ..............................................             3,323             2,355
                                                                     --------          --------
                                                                     $145,506          $ 45,857
                                                                     ========          ========
       Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable, trade .................................          $  7,963          $ 12,357
  Accrued expenses ........................................             8,193             5,453
 Deferred income taxes ....................................               553               542
  Current portion of capital leases .......................             2,062             2,012
  Short-term debt .........................................             1,000             2,000
                                                                     --------          --------
   Total current liabilities ..............................            19,771            22,364

Deferred income taxes .....................................             1,916             1,530
Long-term portion of capital leases .......................             6,592             7,143
Other liabilities .........................................             1,697             1,102
Long term debt ............................................            41,500            41,500
Stockholders' equity:
  Common stock, $.01 par value.  Authorized
  20,000,000 shares; issued and outstanding 11,604,904
  shares and 11,581,779 shares at the end of first
  quarter 1996 and fiscal 1995, respectively ..............               116               116
  Additional paid-in capital ..............................            62,122            62,065
  Retained earnings .......................................            11,792            10,037
                                                                     --------          --------

   Total stockholders' equity .............................            74,030            72,218
                                                                     --------          --------
                                                                     $145,506          $145,857
                                                                     ========          ========

See accompanying notes to consolidated financial statements

                   HOMETOWN BUFFET, INC. AND SUBSIDIARIES
                       CONSOLIDATED INCOME STATEMENTS
                   (In thousands, except per share data)
                                (Unaudited)

                                                          Sixteen Weeks
                                                              Ended
                                                          -------------
                                                     April 24,       April 19,
                                                       1996            1995
                                                     --------        ---------


Revenues:
Net restaurant sales ........................       $ 61,403        $ 38,334
Franchise income, net (primarily related party)          344             281
                                                    --------        --------
   Total revenues ...........................         61,747          38,615
                                                    --------        --------
Costs and expenses:
Cost of restaurant sales ....................         21,974          14,029
  Restaurant operating expenses:
  Labor .....................................         17,972          11,286
  Occupancy and other .......................          9,831           5,800
General and administrative expenses .........          4,050           2,605
Depreciation and amortization ...............          4,204           2,607
                                                    --------        --------
   Total costs and expenses .................         58,031          36,327
                                                    --------        --------
   Income from operations ...................          3,716           2,288
Interest expense ............................         (1,214)           (180)
Interest income .............................            399             109
Other income, net ...........................             24               1
                                                    --------        --------
   Net income before taxes ..................          2,925           2,218
Income taxes ................................          1,170             821
                                                    --------        --------
   Net income ...............................       $  1,755        $  1,397
                                                    ========        ========


  Net income per common and
     common equivalent share ................       $   0.15        $   0.12
                                                    ========        ========
  Weighted average common and common
  equivalent shares outstanding .............         12,051          11,935
                                                    ========        ========


See accompanying notes to consolidated financial statements.

                   HOMETOWN BUFFET, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)
                                (Unaudited)

                                                                             Sixteen
                                                                           Weeks Ended
                                                                           -----------
                                                                       April 24,        April 19,
                                                                          1996             1995
                                                                       ---------        ---------

Cash flows from operating activities:
Net income .................................................          $  1,755           $  1,397
 Adjustments to reconcile net income to cash provided (used) by operating activities:
   Depreciation and amortization ...........................             4,204              2,607
   Amortization of premium/discount on investments .........              (179)               (71)
     Changes in assets and liabilities:
     Receivables ...........................................               123              1,901
     Inventories ...........................................               (68)              (133)
     Prepaid expenses ......................................              (153)              (249)
     Pre-opening costs .....................................              (615)              (533)
     Other assets ..........................................            (1,009)               132
     Accounts payable, trade ...............................            (4,394)            (3,907)
       Accrued expenses ....................................             2,740                184
       Deferred taxes ......................................               397                411
     Other Liabilities .....................................               595                 72
                                                                      --------           --------
       Net cash provided by operating activities ...........             3,575              1,811
                                                                      --------           --------
Cash flows from (used in) investing activities:
Purchase of investments ....................................           (57,583)            (3,673)
Proceeds from sale of investments ..........................            64,577              6,178
Purchase of property and equipment .........................            (7,860)           (12,689)
                                                                      --------           --------
       Net cash used in investing activities ...............              (866)           (10,184)
                                                                      --------           --------
Cash flows from (used in) financing activities:
Sale of common stock .......................................                57                 25
Proceeds on borrowings .....................................             2,500             14,366
Payments on borrowings .....................................            (3,500)            (5,475)
Payments on capital leases .................................              (501)              (297)
                                                                      --------           --------
       Net cash provided by (used in) financing activities .            (1,444)             8,619
                                                                      --------           --------
 Increase in cash and cash equivalents .....................             1,265                246
Cash and cash equivalents at beginning of period ...........             1,155                 85
                                                                      --------           --------
Cash and cash equivalents at end of period .................          $  2,420           $    331
                                                                      ========           ========
Supplemental disclosure of cash flow information: Cash paid for:
 Interest ..................................................          $    237           $    180
                                                                      ========           ========
 Income taxes ..............................................          $    805           $    890
                                                                      ========           ========

See accompanying notes to consolidated financial statements

                                     5

                   HOMETOWN BUFFET, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of Management, the accompanying unaudited consolidated Financial Statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position as of April 24, 1996 and the results of operations and cash flows for the sixteen weeks ended April 24, 1996 and April 19, 1995. The results of operations for the sixteen weeks are not necessarily indicative of the results for the entire fiscal year ending January 1, 1997.

     These financial statements have been prepared by HomeTown Buffet, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such regulations, although the Company believes the disclosures provided are adequate to prevent the information presented from being misleading.

     These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the fiscal year ended January 3, 1996.

2. Primary and fully diluted net income per share are computed using the weighted average number of common and dilutive common equivalent shares assumed to be outstanding during the period. Common equivalent shares consist of options to purchase common shares. The treasury stock method was used to calculate the common equivalent number of shares from options.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

GENERAL

     HomeTown Buffet, Inc. (the "Company") operates and franchises scatter bar buffet restaurants under the name "HomeTown Buffet." As of April 24, 1996, the Company had 74 Company-owned HomeTown Buffet restaurants in operation in 11 states and 19 franchised restaurants in eight states. The Company also operates two Roadhouse Grill steakhouse restaurants, located in two states.

     During the 1996 first quarter the Company acquired the minority interest in its one remaining 80 percent-owned joint venture. The 10 restaurants in that joint venture are now part of the Company-owned operations. The Company acquired the 20 percent minority interest in the joint venture for $950,000 and the forgiveness of a $200,000 loan (plus accrued interest) that the Company made to its joint venture partner to finance the initial purchase of the joint venture partner's minority interest.

     The Company's fiscal year ends on the Wednesday nearest December 31 and is comprised of fifty-two or fifty-three weeks divided into four quarters of sixteen, twelve, twelve, and twelve or thirteen weeks, respectively.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship to total revenues, unless otherwise indicated, of certain income statement data. The table also sets forth certain restaurant data for the periods indicated.

                                                              Sixteen Weeks Ended
                                                              -------------------
                                                             April 24,     April 19,
                                                                1996         1995
                                                             ---------     ---------

Income Statement Data:
Revenues:
Net restaurant sales...................................       99.4%         99.3%
Franchise income, net..................................         0.6           0.7
                                                              -----         -----
      Total revenues...................................       100.0         100.0
                                                              =====         =====
Costs and expenses:
Cost of restaurant sales(1)............................        35.8          36.6
      Restaurant operating expenses:
  Labor(1).............................................        29.3          29.4
  Occupancy and other(1)...............................        16.0          15.1
General and administrative expenses....................         6.6           6.7
Depreciation and amortization..........................         6.8           6.8
      Income from operations...........................         6.0           5.9
Interest expense.......................................        -2.0          -0.5
Interest income........................................         0.6           0.3
Other income, net......................................         0.0           0.0
      Net income before taxes..........................         4.7           5.7
Income taxes...........................................         1.9           2.1
      Net income.......................................        2.8%          3.6%


Restaurant Data:
Company-owned restaurants..............................          76            49
Franchised restaurants.................................          19            17
                                                              -----         -----
Total restaurants......................................          95            63
                                                              =====         =====

Average weekly net sales during the period                  $53,018       $53,639
Total number of operating weeks during the period             1,153           711

- - ------------------------------

(1)   As a percentage of net restaurant sales.

SIXTEEN WEEKS ENDED APRIL 24, 1996 COMPARED TO SIXTEEN WEEKS ENDED
APRIL 19, 1995
- - ------------------------------------------------------------------


     Net restaurant sales. Net restaurant sales increased $23,069,000 (60.2%) to $61,403,000 for the sixteen week period ended April 24, 1996 (the "1996 first quarter") from $38,334,000 for the sixteen week period ended April 19, 1995 (the "1995 first quarter"). This increase was largely the result of the addition of 27 new HomeTown Buffet restaurants since the 1995 first quarter.

     Average weekly net sales per restaurant decreased $621 (1.2%) to $53,018 for the 1996 first quarter from $53,639 for the 1995 first quarter. The Company is unable to predict if average weekly sales in the remaining quarters of fiscal 1996 will equal or exceed those in the prior fiscal quarters.

     Franchise income. Net franchise income increased $63,000 (18.3%) in the 1996 first quarter compared to the 1995 first quarter, primarily due to the addition of two restaurants that opened in fiscal 1995 that were open for the entire 1996 first quarter. Franchise income declined to 0.6% of total revenues in the 1996 first quarter from 0.7% in the 1995 first quarter primarily because of the lower growth in franchised restaurant revenues as compared to Company-owned restaurant revenues. The Company expects this trend to continue.

     Costs and expenses. Cost of restaurant sales increased $7,718,000 (55.0%) during the 1996 first quarter compared to the 1995 first quarter, but as a percentage of net restaurant sales declined to 35.8% in the 1996 first quarter from 36.6% in the 1995 first quarter. Management believes this decrease was due to improved purchasing, improved controls at the operating units and in part due to a small increase in the average meal price since the 1995 first quarter.

     Restaurant operating expenses increased $10,717,000 (62.7%) during the 1996 first quarter compared to the 1995 first quarter, and as a percentage of net restaurant sales these expenses increased to 45.3% in the 1996 first quarter from 44.5% in the 1995 first quarter. This increase was due to higher costs of certain supplies, including paper, as well as increased expenditures in repairs and maintenance, and the higher rent cost in the more recently opened locations on the East Coast.

     General and administrative expenses increased $1,423,000 (54.2%) to $4,050,000 in the 1996 first quarter from $2,627,000 in the 1995 first quarter. As a percentage of total revenues, these expenses remained relatively constant at 6.6% in the 1996 first quarter compared to 6.7% in the 1995 first quarter.

     Depreciation and amortization increased $1,619,000 (62.6%) in the 1996 first quarter compared to the 1995 first quarter primarily due to opening and operation of 27 additional restaurants in the 1996 first quarter. As a percentage of restaurant sales these expenses remained constant at 6.8%.

     Interest expense. Interest expense increased $1,034,000 in the 1996 first quarter to $1,214,000 from $180,000 in the 1995 first quarter due to increased borrowings to fund restaurant development through equipment financing and the recent issuance of convertible subordinated notes in a public offering in November 1995 (the "1995 Debt Offering").

     Interest income. Interest income increased $290,000 in the 1996 first quarter to $399,000 from $109,000 in the 1995 first quarter due to increases in excess cash. Cash available for the purchase of investment grade, interest-bearing securities increased as a result of receipt of net proceeds of $40.3 million from the 1995 Debt Offering.

     Income taxes. Income tax expense of $1,170,000 in the 1996 first quarter reflects an estimated annual effective tax rate of 40.0% compared to an estimated annual effective tax rate of 37.0% in the 1995 first quarter. The increase in the effective tax rate from the 1995 first quarter to the 1996 first quarter was due to additional state income taxes as the utilization of the remainder of available net operating loss carryforwards in the 1995 first quarter.


LIQUIDITY AND CAPITAL RESOURCES

     Almost all of the Company's restaurants generate cash immediately through sales. The Company does not have significant inventory or trade receivable (nearly all of its sales are in cash) and it generally receives several weeks of trade credit in purchasing food and supplies.

     The Company's amended credit line with Sanwa Bank of California allows for borrowings of up to $10 million. As of April 24, 1996, the outstanding principal balance on the credit line was $1,000,000; loans under the credit line bear interest at the bank's reference rate (8.25% on April 24, 1996) and the credit line expires on April 30, 1998.

     The Company plans to open approximately 25 to 28 restaurants in fiscal 1996, of which 6 had been opened through April 24, 1996. The Company has estimated capital expenditures to be approximately $50 to $55 million in fiscal 1996, of which approximately $7.9 million had been spent through April 24, 1996. Actual capital needs could vary significantly depending on the number of restaurants the Company develops through the lease of space in existing buildings as compared to the purchase or lease of building sites and the construction of free-standing restaurants. The development costs for a restaurant increase substantially when the Company purchases or leases land for the building site and constructs a free-standing restaurant. The Company expects that in fiscal 1996 a greater percentage of the restaurant development will come through the purchase or lease of building sites and construction of free-standing units as compared to prior years, and that therefore the Company's average cash investment in new unit development will be somewhat greater than in prior years.

     The Company's expansion plans constitute forward-looking information. The Company's ability to achieve its projected expansion plans will depend on a variety of factors, many of which may be beyond the Company's control, including the Company's ability to locate suitable restaurant sites; to negotiate acceptable lease or purchase terms; to obtain required governmental approvals and construct new restaurants in a timely manner; to attract, train and retain qualified and experienced personnel and management; to obtain adequate funds; and to continue to operate its restaurants profitably. Locating suitable restaurant sites at acceptable costs and on acceptable terms has become increasingly difficult due to an improved real estate market in the Company's principal areas of planned expansion, including California. In addition, part of the Company's growth strategy includes expansion in the Northeast, a geographic region where the Company has limited experience locating and developing sites and operating restaurants. Moreover, the Company's construction may be delayed in the Northeast due to inclement weather conditions and somewhat longer build-out times and more complex labor relations than the Company experiences in the western Untied States. Due to these factors and the others set out above, there is no assurance that the Company will be able to continue to effectively develop or operate additional restaurants in this region or that it will be able to expand as planned. There is also no assurance that additional restaurants that may be opened in the future will be profitable or that expansion will not result in reduced sales in existing restaurants in close proximity to new restaurants, and to the extent this reduces cash flow available for new development and construction, it could cause the Company to fail to meet its expansion plans. Overall, the Company's forward looking information concerning planned expansion should be considered in light of these factors.

     The Company expects that proceeds from the 1995 Debt Offering along with cash flows from restaurant operations, equipment financing, and borrowings under the Company's credit line will fund planned expansion through fiscal 1996. The Company will require additional capital to carry out its current expansion plans beyond fiscal 1996. Various factors, however, could cause the Company to use capital more rapidly than planned. These factors include increased expansion, an increased number of restaurants developed through the purchase or lease of a building site and the construction of a free-standing building rather than through leased in-line space, and decreased cash flows from existing or new restaurants. Although to date the Company has developed each of its restaurants individually, it has in the past considered expansion through the acquisition of groups of existing restaurants (including restaurants owned by its franchisees) and may do so again in the future. In that case the Company might use capital more rapidly than expected. Moreover, the Company may not be able to obtain the additional capital required to complete projected growth. If the Company uses capital more rapidly than expected and/or fails to obtain the additional required capital through some type of financing, it would reduce future planned expansion, particularly beyond fiscal 1996.

                         PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On September 12, 1995, the Company was served with a complaint filed in the Superior Court for the State of California on July 31, 1995. The complaint asserts that plaintiffs were denied access to a pre-reserved banquet room for which they had paid a deposit and that such denial was racially motivated and done with fraud and malice. The complaint further alleges that the Company continues to deny plaintiffs full and equal accommodations. The complaint seeks damages of up to three times actual damages but not less than $250, without specifying any amount of actual damages, and further seeks exemplary and punitive damages in the amount of $5 million. The case is still at an early stage and discovery is not yet complete, but the Company believes the claims are without merit and expects to defend itself vigorously.

ITEM 5.  OTHER INFORMATION

     HomeTown Buffet, Inc. (the "Company") entered into an Agreement and Plan of Merger, dated as of June 3, 1996 (the "Merger Agreement"), with Buffets, Inc., a Minnesota corporation ("Buffets") and Country Delaware, Inc., a Delaware corporation and wholly owned subsidiary of the Buffets ("Sub"), providing for the statutory merger of Sub with and into the Buffets (the "Merger") resulting in the Company becoming a wholly owned subsidiary of Buffets.

     Under the terms of the Merger Agreement, upon consummation of the Merger each outstanding share of Common Stock of the Company will be converted into 1.17 shares of Buffets Common Stock, par value $.0l. Cash will be paid in lieu of the issuance of any fractional shares. In addition, Buffets would assume certain obligations under the Company's outstanding 7% Subordinated Convertible Notes.

     The consummation of the Merger is subject to approval by the stockholders of the Company and the shareholders of Buffets, necessary regulatory approvals and certain other conditions, all as set forth in the Merger Agreement. The Merger Agreement contemplates that the Merger will be accounted for as a pooling of interests and will be tax free to the stockholders of the Company.

     The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, which is attached hereto as an exhibit and incorporated herein by reference.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits
     --------

(1)3.1    Amended and Restated Certificate of
          Incorporation

(8)3.2    Amended and Restated Bylaws

(1)4.1    See Article III of Exhibit 3.1 and
          Articles I and V of Exhibit 3.2

(5)4.2    Form of Indenture related to 7 percent
          Convertible Subordinated Notes, Due 2002
(6)4.3    Form of 7 percent Convertible
          Subordinated Note due 2002

(8)10.1   1991 Stock Incentive Plan, as amended

x(1)10.2  Form of Incentive Stock Option Agreement

x(1)10.3  Nonqualified Stock Option Agreement

(8)10.4   1996 Executive Bonus Plan

(1)10.5   Form of Franchise Agreement

*(1)10.6  Multiple Unit Agreement dated October 9,
          1991 between HTB Restaurants, Inc. and
          the Registrant, and amendments thereto

*(1)10.7  Master Distributor Agreement dated
          November 7, 1990 among Food Services of
          America and S.W. Restaurants, Inc., Elm
          Street Inn and Food Bar Concepts, Inc.
          (predecessors in interest of the
          Registrant)

*(1)10.8  Distribution Agreement dated as of
          November 1, 1991 between Major-Sysco
          Food Service, Inc. and the Registrant

*(1)10.9  Master Distribution Agreement dated
          February 12, 1992 between Sysco Food
          Services of Los Angeles, Inc. and the
          Registrant

(1)10.11  Equipment Lease Agreement dated March 1,
          1993 between Heller Financial, Inc. and
          the Registrant

(2)10.12 Promissory Note issued by Kerry A. Kramp to Registrant and Pledge Agreement between Kerry A. Kramp to Registrant, each dated August 23, 1993

*(2)10.13 HTB Ventures I, Inc. Shareholders
          Agreement between Registrant and Gary A.
          Zambon and related Promissory Note and
          Pledge Agreement, each dated October 8,
          1993.

*(2)10.14 HTB Ventures II, Inc. Shareholders
          Agreement between Registrant and Daniel
          A. Burns and related Promissory Note and
          Pledge Agreement, each dated October 8,
          1993.

(2)10.15  Distribution Agreement dated November 6,
          1993 between Registrant and Allied-Sysco
          Food Services, Inc. agreeing to abide by same terms as Distribution Agreement dated as of November 1, 1991 between Major-Sysco Food Service, Inc. and
          Registrant (see Exhibit 10.8)

(2)10.16  Promissory Note issued by Thomas F.
          Hubbard to Registrant and Pledge
          Agreement between Thomas F. Hubbard and
          Registrant, each dated November 9, 1993.

(2)10.19 Promissory Note issued by Gary A. Zambon to Registrant and Pledge Agreement between Gary A. Zambon and Registrant, each dated December 15, 1993.

(2)10.20  Loan Agreement between Carlton A.
          Hargrave, Inc. and Registrant and
          Guaranty of Carlton A. Hargrave relating thereto, each dated December 20, 1993.

(7)10.21  Promissory Note dated April 13, 1995
          issued by Kerry A. Kramp.

(7)10.22  Joint Venture Termination Agreement
          dated April 19, 1995 between Registrant,
          HTB Ventures II, Inc. and Daniel A.
          Burns.

(7)10.23  Joint Venture Termination Agreement
          dated February 29, 1996 between
          Registrant, HTB Ventures I, Inc. and
          Gary A. Zambon

(7)10.24  Line of Credit Agreement dated April 25,
          1995, as amended on November 24, 1995
          and March 8, 1996, between Registrant
          and Sanwa Bank California.

(7)10.25  Promissory Note dated April 11, 1995
          given by Carlton A. Hargrave Inc. to
          Registrant and related personal
          guaranty.

(8)10.26  Agreement and Plan of Merger as of June
          3, 1996 among Buffets, Inc., Country
          Delaware, Inc. and HomeTown Buffet, Inc.

(7)21.1   List of Subsidiaries.

27        Financial Data Schedule

- - ---------------------
(1) Incorporated by reference from Exhibits to Registrant's Registration Statement on Form S-1, as amended, effective September 22, 1993 (Commission Registration No. 33-67326).
* Confidential treatment for portion of this agreement has been granted by the Commission.
(2) Incorporated by reference from Exhibits to Registrant's Registration Statement on Form S-1, as amended, effective March 23, 1994 (Commission Registration No. 33-75810).
(3) Incorporated by reference from Exhibits to Registrant's Quarterly Report on Form 10-Q for the period ended April 20, 1994 filed with the Commission on June 1, 1994 (Commission Registration No. 0-22402).
(4) Incorporated by reference from Exhibits to Registrant's Annual Report on Form 10-K for the period ended December 28, 1994 filed with the Commission on March 28, 1995.
(5) Incorporated by reference from Exhibits to Registrant's Registration Statement on Form S-3, as amended, effective November 19, 1995 (Commission Registration No. 33-98540).
(6) Incorporated by reference from Exhibits to Registrant's Registration on Form 8-A effective November 19, 1995 (Commission Registration No. 0-22402).
(7) Incorporated by reference from Exhibits to Registrant's Annual Report on Form 10-K for the period ended January 3, 1996, filed with the Commission on April 2, 1996.
(8)  Filed herewith.
x This Exhibit constitutes a management contract or compensatory plan or arrangement.

(b)  Reports on Form 8-K
     -------------------

     No reports on Form 8-K have been filed during the period for which this report is filed.

                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    HomeTown Buffet, Inc.
                                    ------------------------------------------
                                    (Registrant)


June 10, 1996                       GLENN E. GLASSHAGEL
                                    ------------------------------------------
                                    Chief Financial and
                                    Accounting Officer and Authorized Officer

                               EXHIBIT INDEX




  Exhibit                                                            Sequential
    No.                           Description                         Page No.

(1)3.1    Amended and Restated Certificate of
          Incorporation

(8)3.2    Amended and Restated Bylaws

(1)4.1    See Article III of Exhibit 3.1 and
          Articles I and V of Exhibit 3.2

(5)4.2    Form of Indenture related to 7 percent
          Convertible Subordinated Notes, Due 2002
(6)4.3    Form of 7 percent Convertible
          Subordinated Note due 2002

(8)10.1   1991 Stock Incentive Plan, as amended

x(1)10.2  Form of Incentive Stock Option Agreement

x(1)10.3  Nonqualified Stock Option Agreement

(8)10.4   1996 Executive Bonus Plan

(1)10.5   Form of Franchise Agreement

*(1)10.6  Multiple Unit Agreement dated October 9,
          1991 between HTB Restaurants, Inc. and
          the Registrant, and amendments thereto

*(1)10.7  Master Distributor Agreement dated
          November 7, 1990 among Food Services of
          America and S.W. Restaurants, Inc., Elm
          Street Inn and Food Bar Concepts, Inc.
          (predecessors in interest of the
          Registrant)

*(1)10.8  Distribution Agreement dated as of
          November 1, 1991 between Major-Sysco
          Food Service, Inc. and the Registrant

*(1)10.9  Master Distribution Agreement dated
          February 12, 1992 between Sysco Food
          Services of Los Angeles, Inc. and the
          Registrant

(1)10.11  Equipment Lease Agreement dated March 1,
          1993 between Heller Financial, Inc. and
          the Registrant

(2)10.12 Promissory Note issued by Kerry A. Kramp to Registrant and Pledge Agreement between Kerry A. Kramp to Registrant, each dated August 23, 1993

*(2)10.13 HTB Ventures I, Inc. Shareholders
          Agreement between Registrant and Gary A.
          Zambon and related Promissory Note and
          Pledge Agreement, each dated October 8,
          1993.

*(2)10.14 HTB Ventures II, Inc. Shareholders
          Agreement between Registrant and Daniel
          A. Burns and related Promissory Note and
          Pledge Agreement, each dated October 8,
          1993.

(2)10.15  Distribution Agreement dated November 6,
          1993 between Registrant and Allied-Sysco
          Food Services, Inc. agreeing to abide by same terms as Distribution Agreement dated as of November 1, 1991 between Major-Sysco Food Service, Inc. and
          Registrant (see Exhibit 10.8)

(2)10.16  Promissory Note issued by Thomas F.
          Hubbard to Registrant and Pledge
          Agreement between Thomas F. Hubbard and
          Registrant, each dated November 9, 1993.

(2)10.19 Promissory Note issued by Gary A. Zambon to Registrant and Pledge Agreement between Gary A. Zambon and Registrant, each dated December 15, 1993.

(2)10.20  Loan Agreement between Carlton A.
          Hargrave, Inc. and Registrant and
          Guaranty of Carlton A. Hargrave relating thereto, each dated December 20, 1993.

(7)10.21  Promissory Note dated April 13, 1995
          issued by Kerry A. Kramp.

(7)10.22  Joint Venture Termination Agreement
          dated April 19, 1995 between Registrant,
          HTB Ventures II, Inc. and Daniel A.
          Burns.

(7)10.23  Joint Venture Termination Agreement
          dated February 29, 1996 between
          Registrant, HTB Ventures I, Inc. and
          Gary A. Zambon

(7)10.24  Line of Credit Agreement dated April 25,
          1995, as amended on November 24, 1995
          and March 8, 1996, between Registrant
          and Sanwa Bank California.

(7)10.25  Promissory Note dated April 11, 1995
          given by Carlton A. Hargrave Inc. to
          Registrant and related personal
          guaranty.

(8)10.26  Agreement and Plan of Merger as of June
          3, 1996 among Buffets, Inc., Country
          Delaware, Inc. and HomeTown Buffet, Inc.

(7)21.1   List of Subsidiaries.

27        Financial Data Schedule

- - ---------------------
(1) Incorporated by reference from Exhibits to Registrant's Registration Statement on Form S-1, as amended, effective September 22, 1993 (Commission Registration No. 33-67326).
* Confidential treatment for portion of this agreement has been granted by the Commission.
(2) Incorporated by reference from Exhibits to Registrant's Registration Statement on Form S-1, as amended, effective March 23, 1994 (Commission Registration No. 33-75810).
(3) Incorporated by reference from Exhibits to Registrant's Quarterly Report on Form 10-Q for the period ended April 20, 1994 filed with the Commission on June 1, 1994 (Commission Registration No. 0-22402).
(4) Incorporated by reference from Exhibits to Registrant's Annual Report on Form 10-K for the period ended December 28, 1994 filed with the Commission on March 28, 1995.
(5) Incorporated by reference from Exhibits to Registrant's Registration Statement on Form S-3, as amended, effective November 19, 1995 (Commission Registration No. 33-98540).
(6) Incorporated by reference from Exhibits to Registrant's Registration on Form 8-A effective November 19, 1995 (Commission Registration No. 0-22402).
(7) Incorporated by reference from Exhibits to Registrant's Annual Report on Form 10-K for the period ended January 3, 1996, filed with the Commission on April 2, 1996.
(8)  Filed herewith.
x This Exhibit constitutes a management contract or compensatory plan or arrangement.