Form 10-Q/A
period 1996-04-24
HOMETOWN BUFFET INC
filed 1996-06-19
CIK 910558

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549
                                FORM 10-Q/A
                              AMENDMENT NO. 1

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

                             TABLE OF CONTENTS


 Item in
 Form 10-Q                                                             Page No.
 ---------                                                             --------

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets-
         April 24, 1996 and January 3, 1996..................................3

         Consolidated Income Statements-
         Sixteen Weeks Ended April 24, 1996 and
         April 19, 1995 .....................................................4
         Consolidated Statements of Cash Flows-
         Sixteen Weeks Ended April 24, 1996 and
         April 19, 1995......................................................5

         Notes to Consolidated Financial Statements..........................6

         Signature...........................................................7

                        PART I FINANCIAL INFORMATION


                   HOMETOWN BUFFET, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                     (In thousands, except share data)

                                                                        April 24,            January 3,
                                 ASSETS                                     1996                  1996
                                                                     ------------             --------
                                                                      (Unaudited)
Current assets:
  Cash and cash equivalents........................................     $   2,420              $  1,155
  Short-term investments...........................................        20,834                27,828
  Receivables......................................................         2,707                 2,830
  Inventories......................................................         1,162                 1,094
  Prepaid expenses.................................................         1,018                   865
  Pre-opening costs................................................         1,689                 1,784
                                                                          -------               -------
    Total current assets...........................................        29,830                35,556
Property and equipment, net........................................       112,353               107,946
Other assets.......................................................         3,323                 2,355
                                                                          -------               -------
                                                                        $ 145,506              $ 45,857
                                                                          =======               =======
                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable, trade..........................................     $   7,963              $ 12,357
  Accrued expenses.................................................         8,193                 5,453
 Deferred income taxes.............................................           553                   542
  Current portion of capital leases................................         2,062                 2,012
  Short-term debt..................................................         1,000                 2,000
                                                                          -------              --------
    Total current liabilities......................................        19,771                22,364

Deferred income taxes..............................................         1,916                 1,530
Long-term portion of capital leases................................         6,592                 7,143
Other liabilities..................................................         1,697                 1,102
Long term debt.....................................................        41,500                41,500
Stockholders' equity:
  Common stock, $.01 par value. Authorized
  20,000,000 shares; issued and outstanding
  11,604,904 shares and 11,581,779 shares
  at the end of first quarter 1996 and
  fiscal 1995, respectively........................................           116                   116
  Additional paid-in capital.......................................        62,122                62,065
  Retained earnings................................................        11,792                10,037
                                                                          -------              --------

    Total stockholders' equity.....................................        74,030                72,218
                                                                          -------              --------
                                                                        $ 145,506             $ 145,857
                                                                         ========              ========

See accompanying notes to consolidated financial statements.

                   HOMETOWN BUFFET, INC. AND SUBSIDIARIES
                       CONSOLIDATED INCOME STATEMENTS
                   (In thousands, except per share data)
                                (Unaudited)

                                                                                  Sixteen Weeks
                                                                                      Ended
                                                                                      -----
                                                                        April 24,              April 19,
                                                                             1996                  1995
                                                                          -------               -------
Revenues:
Net restaurant sales...................................................   $61,403                $38,334
Franchise income, net (primarily related party)........................       344                    281
                                                                          -------                -------
     Total revenues....................................................    61,747                 38,615
                                                                          -------                -------
Costs and expenses:
Cost of restaurant sales...............................................    21,974                 14,029
  Restaurant operating expenses:
  Labor................................................................    17,972                 11,286
  Occupancy and other..................................................     9,831                  5,800
General and administrative expenses....................................     4,050                  2,605
Depreciation and amortization..........................................     4,204                  2,607
                                                                          -------                -------
     Total costs and expenses..........................................    58,031                 36,327
                                                                          -------                -------
     Income from operations............................................     3,716                  2,288
Interest expense.......................................................   (1,214)                  (180)
Interest income........................................................       399                    109
Other income, net......................................................        24                      1
                                                                          -------                -------
     Net income before taxes                                                2,925                  2,218
Income taxes...........................................................     1,170                    821
                                                                          -------                 ------
     Net income                                                           $ 1,755                $ 1,397
                                                                           ======                 ======


  Net income per common and
     common equivalent share...........................................   $  0.15                $  0.12
                                                                           ======                 ======
  Weighted average common and common
  equivalent shares outstanding........................................    12,051                 11,935
                                                                          =======                =======


See accompanying notes to consolidated financial statements.

                   HOMETOWN BUFFET, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)
                                (Unaudited)
                                                                                            Sixteen
                                                                                          Weeks Ended
                                                                                          -----------
                                                                                  April 24,            April 19,
                                                                                    1996                1995
                                                                                    ----                ----
Cash flows from operating activities:
Net income.....................................................................    $  1,755             $  1,397
  Adjustments to reconcile net income to cash provided (used)
    by operating activities:
    Depreciation and amortization..............................................       4,204                2,607
    Amortization of premium/discount on investments............................          --                 (71)
       Changes in assets and liabilities:
       Receivables.............................................................         123                1,901
       Inventories.............................................................        (68)                (133)
       Prepaid expenses........................................................       (153)                (249)
       Pre-opening costs.......................................................       (615)                (533)
       Other assets............................................................     (1,009)                  132
       Accounts payable, trade.................................................     (4,394)              (3,907)
       Accrued expenses........................................................       2,740                  184
       Deferred taxes..........................................................         397                  411
       Other Liabilities.......................................................         595                   72
                                                                                 ----------          -----------
          Net cash provided by operating activities............................       3,575                1,811
                                                                                  ---------          -----------
Cash flows from (used in) investing activities:
Purchase of investments........................................................    (57,583)              (3,673)
Proceeds from sale of investments..............................................      64,577                6,178
Purchase of property and equipment.............................................     (7,860)             (12,689)
                                                                                   --------            ---------
          Net cash used in investing activities................................       (866)             (10,184)
                                                                                      -----             --------
Cash flows from (used in) financing activities:
Sale of common stock...........................................................          57                   25
Proceeds on borrowings.........................................................       2,500               14,366
Payments on borrowings.........................................................     (3,500)              (5,475)
Payments on capital leases.....................................................       (501)                (297)
                                                                                 ----------          -----------
          Net cash provided by (used in) financing activities..................     (1,444)                8,619
                                                                                 ----------            ---------
 Increase in cash and cash equivalents.........................................       1,265                  246
Cash and cash equivalents at beginning of period...............................       1,155                   85
                                                                                   --------              -------
Cash and cash equivalents at end of period.....................................  $    2,420             $    331
                                                                                  =========              =======
Supplemental disclosure of cash flow information: Cash paid for:
  Interest.....................................................................  $      237          $       180
                                                                                  =========           ==========
  Income taxes.................................................................  $      805           $      890
                                                                                  =========            =========

See accompanying notes to consolidated financial statements.

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

                                      HomeTown Buffet, Inc.
                                      (Registrant)

Date:  June 19, 1996                  GLENN E. GLASSHAGEL
                                      ----------------------------------
                                      Chief Financial and
                                      Accounting Officer and Authorized Officer