Form 10-Q/A
period 1996-04-24
HOMETOWN BUFFET INC
filed 1996-07-03
CIK 910558

United States
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549
                                FORM 10-Q/A
                              AMENDMENT NO. 2


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

PART I   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets-
          April 24, 1996 and January 3, 1996............................3

          Consolidated Income Statements-
          Sixteen Weeks Ended April 24, 1996 and
          April 19, 1995 ...............................................4

          Consolidated Statements of Cash Flows-
          Sixteen Weeks Ended April 24, 1996 and
          April 19, 1995................................................5

          Notes to Consolidated Financial Statements....................6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations..................7

         Signature.....................................................12

                        PART I FINANCIAL INFORMATION


                   HomeTown Buffet, Inc. and Subsidiaries
                        Consolidated Balance Sheets
                     (In thousands, except share data)

                                                           April 24, January 3,
                         Assets                              1996      1996
                                                         ----------- ----------
                                                         (Unaudited)
Current assets:
  Cash and cash equivalents ...........................   $  2,420   $  1,155
  Short-term investments ..............................     20,834     27,828
  Receivables .........................................      2,707      2,830
  Inventories .........................................      1,162      1,094
  Prepaid expenses ....................................      1,018        865
  Pre-opening costs ...................................      1,689      1,784
                                                          --------   --------
    Total current assets ..............................     29,830     35,556
Property and equipment, net ...........................    112,353    107,946
Other assets ..........................................      3,323      2,355
                                                          --------   --------
                                                          $145,506   $145,857
                                                          ========   ========
        Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable, trade .............................   $  7,963   $ 12,357
  Accrued expenses ....................................      8,193      5,453
 Deferred income taxes ................................        553        542
  Current portion of capital leases ...................      2,062      2,012
  Short-term debt .....................................      1,000      2,000
                                                          --------   --------
    Total current liabilities .........................     19,771     22,364

Deferred income taxes .................................      1,916      1,530
Long-term portion of capital leases ...................      6,592      7,143
Other liabilities .....................................      1,697      1,102
Long term debt ........................................     41,500     41,500
Stockholders' equity:
  Common stock, $.01 par value.  Authorized
  20,000,000 shares; issued and outstanding 11,604,904
  shares and 11,581,779 shares at the end of first
  quarter 1996 and fiscal 1995, respectively ..........        116        116
  Additional paid-in capital ..........................     62,122     62,065
  Retained earnings ...................................     11,792     10,037
                                                          --------   --------

    Total stockholders' equity ........................     74,030     72,218
                                                          --------   --------
                                                          $145,506   $145,857
                                                          ========   ========

See accompanying notes to consolidated financial statements.

                   HomeTown Buffet, Inc. and Subsidiaries
                       Consolidated Income Statements
                   (In thousands, except per share data)
                                (Unaudited)

                                                               Sixteen Weeks
                                                                  Ended
                                                           --------------------
                                                           April 24,  April 19,
                                                             1996       1995

Revenues:
Net restaurant sales ..................................   $ 61,403    $ 38,334
Franchise income, net (primarily related party) .......        344         281
                                                          --------    --------
     Total revenues ...................................     61,747      38,615
                                                          --------    --------
Costs and expenses:
Cost of restaurant sales ..............................     21,974      14,029
  Restaurant operating expenses:
  Labor ...............................................     17,972      11,286
  Occupancy and other .................................      9,831       5,800
General and administrative expenses ...................      4,050       2,605
Depreciation and amortization .........................      4,204       2,607
                                                          --------    --------
     Total costs and expenses .........................     58,031      36,327
                                                          --------    --------
     Income from operations ...........................      3,716       2,288
Interest expense ......................................     (1,214)       (180)
Interest income .......................................        399         109
Other income, net .....................................         24           1
                                                          --------    --------
     Net income before taxes ..........................      2,925       2,218
Income taxes ..........................................      1,170         821
                                                          --------    --------
     Net income .......................................   $  1,755    $  1,397
                                                          ========    ========


  Net income per common and
     common equivalent share ..........................   $   0.15    $   0.12
                                                          ========    ========
  Weighted average common and common
  equivalent shares outstanding .......................     12,051      11,935
                                                          ========    ========

See accompanying notes to consolidated financial statements.


                   HomeTown Buffet, Inc. and Subsidiaries
                   Consolidated Statements of Cash Flows
                               (In thousands)
                                (Unaudited)
                                                                       Sixteen
                                                                     Weeks Ended
                                                                 --------------------

                                                                 April 24,  April 19,
                                                                   1996       1995
Cash flows from operating activities:
Net income ..................................................   $  1,755    $  1,397
  Adjustments to reconcile net income to cash provided (used)
    by operating activities:
    Depreciation and amortization ...........................      4,204       2,607
    Amortization of premium/discount on investments .........       --           (71)
       Changes in assets and liabilities:
       Receivables ..........................................        123       1,901
       Inventories ..........................................        (68)       (133)
       Prepaid expenses .....................................       (153)       (249)
       Pre-opening costs ....................................       (615)       (533)
       Other assets .........................................     (1,009)        132
       Accounts payable, trade ..............................     (4,394)     (3,907)
       Accrued expenses .....................................      2,740         184
       Deferred taxes .......................................        397         411
       Other Liabilities ....................................        595          72
                                                                --------    --------
          Net cash provided by operating activities .........      3,575       1,811
                                                                --------    --------
Cash flows from (used in) investing activities:
Purchase of investments .....................................    (57,583)     (3,673)
Proceeds from sale of investments ...........................     64,577       6,178
Purchase of property and equipment ..........................     (7,860)    (12,689)
                                                                --------    --------
          Net cash used in investing activities .............       (866)    (10,184)
                                                                --------    --------
Cash flows from (used in) financing activities:
Sale of common stock ........................................         57          25
Proceeds on borrowings ......................................      2,500      14,366
Payments on borrowings ......................................     (3,500)     (5,475)
Payments on capital leases ..................................       (501)       (297)
                                                                --------    --------
          Net cash provided by (used in) financing activities     (1,444)      8,619
                                                                --------    --------
 Increase in cash and cash equivalents ......................      1,265         246
Cash and cash equivalents at beginning of period ............      1,155          85
                                                                --------    --------
Cash and cash equivalents at end of period ..................   $  2,420    $    331
                                                                ========    ========
Supplemental disclosure of cash flow information:
  Cash paid for:
  Interest ..................................................   $    237    $    180
                                                                ========    ========
  Income taxes ..............................................   $    805    $    890
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



                                                          Sixteen Weeks Ended
                                                         ----------------------
                                                         April 24,    April 19,
                                                           1996         1995
                                                         ---------    ---------
Income Statement Data:
Revenues:
Net restaurant sales..................................      99.4%       99.3%
Franchise income, net.................................       0.6         0.7
         Total revenues...............................     100.0       100.0
Costs and expenses:
Cost of restaurant sales(1)...........................      35.8        36.6
         Restaurant operating expenses:
  Labor(1)............................................      29.3        29.4
  Occupancy and other(1)..............................      16.0        15.1
General and administrative expenses...................       6.6         6.7
Depreciation and amortization.........................       6.8         6.8
         Income from operations.......................       6.0         5.9
Interest expense......................................      -2.0        -0.5
Interest income.......................................       0.6         0.3
Other income, net.....................................       0.0         0.0
         Net income before taxes......................       4.7         5.7
Income taxes..........................................       1.9         2.1
         Net income...................................       2.8%        3.6%


Restaurant Data:
Company-owned restaurants.............................        76         49
Franchised restaurants................................        19         17
Total restaurants.....................................        95         66

Average weekly net sales during the period               $53,018    $53,639
Total number of operating weeks during the period          1,153        711

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

     Franchise income. Net franchise income increased $63,000 (22.4%) in the 1996 first quarter compared to the 1995 first quarter, primarily due to the addition of two restaurants that opened in fiscal 1995 that were open for the entire 1996 first quarter. Franchise income declined to 0.6% of total revenues in the 1996 first quarter from 0.7% in the 1995 first quarter primarily because of the lower growth in franchised restaurant revenues as compared to Company-owned restaurant revenues. The Company expects this trend to continue.

     Costs and expenses. Cost of restaurant sales increased $7,945,000 (56.6%) during the 1996 first quarter compared to the 1995 first quarter, but as a percentage of net restaurant sales declined to 35.8% in the 1996 first quarter from 36.6% in the 1995 first quarter. Management believes this decrease was due to improved purchasing, improved controls at the operating units and in part due to a small increase in the average meal price since the 1995 first quarter.

     Restaurant operating expenses increased $10,717,000 (62.7%) during the 1996 first quarter compared to the 1995 first quarter, and as a percentage of net restaurant sales these expenses increased to 45.3% in the 1996 first quarter from 44.6% in the 1995 first quarter. This increase was due to higher costs of certain supplies, including paper, as well as increased expenditures in repairs and maintenance, and the higher rent cost in the more recently opened locations on the East Coast.

     General and administrative expenses increased $1,445,000 (55.5%) to $4,050,000 in the 1996 first quarter from $2,605,000 in the 1995 first quarter. As a percentage of total revenues, these expenses remained relatively constant at 6.6% in the 1996 first quarter compared to 6.7% in the 1995 first quarter.

     Depreciation and amortization increased $1,597,000 (61.3%) in the 1996 first quarter compared to the 1995 first quarter primarily due to opening and operation of 27 additional restaurants in the 1996 first quarter. As a percentage of restaurant sales these expenses remained constant at 6.8%.

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

                                   HomeTown Buffet, Inc.
                                   (Registrant)

July 3, 1996                       GLENN E. GLASSHAGEL
                                   ----------------------------------
                                   Chief Financial and
                                   Accounting Officer and Authorized Officer