Form 10-Q
period 1996-07-17
HOMETOWN BUFFET INC
filed 1996-09-03
CIK 910558

United States
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549
                                 FORM 10-Q


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended July 17, 1996 or

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

Yes  [ X ]    No [   ]


    Number of shares of Common Stock outstanding as of August 27, 1996:
                                11,667,639

                             TABLE OF CONTENTS


 Item in
 Form 10-Q                                                         Page No.
 ---------                                                         --------

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets-
          July 17, 1996 and January 3, 1996 ............................3

          Consolidated Income Statements-
          Twelve Weeks Ended July 17, 1996 and July 12, 1995
          and Twenty-Eight Weeks Ended July 17, 1996 and
          July 12, 1995 ................................................4

          Consolidated Statements of Cash Flows-
          Twenty-Eight Weeks Ended July 17, 1996 and
          July 12, 1995 ................................................5

          Notes to Consolidated Financial Statements ...................6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations ................7

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings ............................................II-1

Item 4.   Submission of Matters to a Vote of Security Holders...........II-I

Item 6.   Exhibits and Reports on Form 8-K .............................II-3

                        PART I FINANCIAL INFORMATION

                   HomeTown Buffet, Inc. and Subsidiaries
                        Consolidated Balance Sheets
                     (In thousands, except share data)
                                (Unaudited)

                                                July 17,       January 3,
                Assets                              1996             1996
                ------                              ----             ----
Current assets:
  Cash and cash equivalents .................   $  3,172         $  1,155
  Short-term investments ....................     14,958           27,828
  Receivables ...............................      2,321            2,830
  Inventories ...............................      1,152            1,094
  Prepaid expenses ..........................      1,080              865
  Pre-opening costs .........................      1,471            1,784
                                                --------         --------
    Total current assets ....................     24,154           35,556
Property and equipment, net .................    119,275          107,946
Other assets ................................      3,283            2,355
                                                --------         --------
                                                $146,712         $145,857
                                                ========         ========

 Liabilities and Stockholders' Equity

Current liabilities:
 Accounts payable, trade .................... $    8,437         $ 12,357
 Accrued expenses ...........................      8,130            5,453
 Deferred income taxes ......................        469              542
 Current portion of capital leases ..........      2,111            2,012
 Short-term debt ............................          0            2,000
                                                --------         --------
  Total current liabilities .................     19,147           22,364


Deferred income taxes .......................      1,930            1,530
Long-term portion of capital leases .........      6,045            7,143
Other liabilities ...........................      1,790            1,102
Long-term debt ..............................     41,500           41,500

Stockholders' equity:
 Common stock, $.01 par value.
 Authorized 20,000,000 shares;
 11,654,379 shares and 11,581,779
 shares issued and outstanding at the
 end of second quarter 1996 and fiscal
 1995, respectively .........................        117              116
 Additional paid-in capital .................     62,265           62,065
 Retained earnings ..........................     13,918           10,037
                                                --------         --------

  Total stockholders' equity ................     76,300           72,218
                                                --------         --------

                                              $  146,712        $ 145,857
                                                ========         ========

       See accompanying notes to consolidated financial statements.

                  HomeTown Buffet, Inc. and Subsidiaries
                      Consolidated Income Statements
                   (In thousands, except per share data)
                                (Unaudited)

                                                        Twelve Weeks           Twenty-Eight
                                                           Ended               Weeks Ended
                                                     -----------------      -----------------
                                                     July 17,  July 12,     July 17,  July 12,
                                                        1996      1995         1996      1995
                                                     -------   -------      -------   -------
 Revenues:
 Net restaurant sales .............................  $50,965   $34,589     $112,368   $72,923
 Franchise income, net (primarily related party) ..      225       226          569       507
                                                     -------   -------      -------   -------
    Total revenues ................................   51,190    34,815      112,937    73,430
                                                     -------   -------      -------   -------
 Costs and expenses:
 Cost of restaurant sales .........................   17,767    12,551       39,741    26,580
 Restaurant operating expenses:
   Labor ..........................................   14,473     9,687       32,445    20,973
   Occupancy and other ............................    8,253     5,372       18,084    11,172
 General and administrative expenses ..............    3,096     2,233        7,146     4,838
 Depreciation and amortization ....................    3,396     2,278        7,600     4,885
                                                     -------   -------      -------   -------
    Total costs and expenses ......................   46,985    32,121      105,016    68,448
                                                     -------   -------      -------   -------
    Income from operations ........................    4,205     2,694        7,921     4,982
 Interest expense .................................     (900)     (230)      (2,114)     (410)
 Interest income ..................................      244        86          643       195
 Other income (expense), net ......................       (5)       28           19        29
                                                     -------   -------      -------   -------
      Net income before income taxes ..............    3,544     2,578        6,469     4,796
 Income taxes .....................................    1,418       954        2,588     1,775
                                                     -------   -------      -------   -------
      Net income ..................................  $ 2,126   $ 1,624      $ 3,881   $ 3,021
                                                     =======   =======      =======   =======
 Net income per common and
   common equivalent shares                          $  0.18   $  0.14      $  0.32   $  0.25
                                                     =======   =======      =======   =======
 Weighted average common and common
   equivalent shares                                  12,091    11,976       12,024    11,947
                                                     =======   =======      =======   =======

       See accompanying notes to consolidated financial statements.

                  HomeTown Buffet, Inc. and Subsidiaries
                   Consolidated Statements of Cash Flows
                              (In thousands)
                                (Unaudited)

                                                               Twenty-Eight
                                                                Weeks Ended
                                                           ---------------------
                                                            July 17,    July 12,
                                                               1996        1995
                                                           --------    --------
Cash flows from operating activities:
Net income .............................................   $  3,881    $  3,021
Adjustments to reconcile net income to cash provided
    by operating activities:
Depreciation and amortization ..........................      7,600       4,885
Amortization of premium/discount on investments ........          0         (41)
Changes in assets and liabilities:
Receivables ............................................        509       1,832
Inventories ............................................        (58)       (161)
Prepaid expenses .......................................       (215)       (304)
Pre-opening costs ......................................       (998)     (1,035)
Other assets ...........................................       (998)        122
Accounts payable, trade ................................     (3,920)     (3,827)
Accrued expenses. ......................................      2,677       1,404
Deferred income taxes ..................................        327         379
Other liabilities ......................................        688         193
                                                           --------    --------
Net cash provided by operating activities...............      9,533       6,468
                                                           --------    --------
Cash flows from investing activities:
Purchase of investments ................................   (106,349)     (5,645)
Proceeds from sale of investments ......................    119,219      11,185
Purchase of property and equipment .....................    (17,588)    (22,880)
                                                           --------    --------
Net cash used in investing activities ..................     (4,718)    (17,340)
                                                           --------    --------
Cash flows from financing activities:
Sale of common stock ...................................        201          84
Proceeds on borrowings .................................      3,000      20,831
Payments on borrowings .................................     (5,000)     (9,375)
Payments on capital leases .............................       (999)       (699)
                                                           --------    --------
Net cash provided by financing activities ..............     (2,798)     10,841
                                                           --------    --------
 Increase/(decrease) in cash and cash equivalents ......      2,017         (31)
Cash and cash equivalents at beginning of period .......      1,155          85
                                                           --------    --------
Cash and cash equivalents at end of period .............   $  3,172    $     54
                                                           ========    ========
Supplemental disclosure of cash flow information:
Cash paid for:
Interest ...............................................   $  1,672    $    410
Income taxes ...........................................   $  1,824    $  1,435

       See accompanying notes to consolidated financial statements.

                  HomeTown Buffet, Inc. and Subsidiaries
                Notes to Consolidated Financial Statements

1. In the opinion of Management, the accompanying unaudited consolidated Financial Statements contain all adjustments, which are of a normal recurring nature, necessary to present fairly the financial position as of July 17, 1996 and the results of operations for the twelve weeks ended July 17, 1996 and July 12, 1995 and the results of operations and cash flows for the twenty-eight weeks ended July 17, 1996 and July 12, 1995. The results of operations for the twelve weeks and twenty-eight weeks are not necessarily indicative of the results for the entire fiscal year ending January 1, 1997.

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

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

General

     HomeTown Buffet, Inc. (the "Company") operates and franchises scatter bar buffet restaurants under the name "HomeTown Buffet." As of July 17, 1996, the Company had 77 Company-owned HomeTown Buffet restaurants in operation in 12 states and 19 franchised restaurants in eight states. The Company also operates two Roadhouse Grill steakhouse restaurants located in two states.

     On June 3, 1996 the Company announced that it signed a definitive agreement to combine with Buffets, Inc. through the merger of HomeTown Buffet, Inc. with a newly-formed, wholly-owned subsidiary of Buffets, Inc.

     The definitive agreement provides for all the Company's shareholders to receive 1.17 shares of Buffets common stock for each share of the Company common stock that they own. In addition, Buffets would assume certain obligations under the Company's outstanding 7% Subordinated Convertible Notes, including the issuance of Buffets common stock upon conversion thereof. $41.5 million in principal amount of the Notes are currently outstanding.

     Shareholder meetings for the Company's shareholders and Buffets' shareholders are scheduled for September 19, 1996. If approved by each company's shareholders, the transaction is expected to close shortly after the meetings. All of the information herein, and in particular, information about the Company's expectations for future quarters, should be read in light of this pending merger.

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

                                        Twelve Weeks Ended     Twenty-Eight Weeks Ended
                                        -------------------    ------------------------
                                        July 17,    July 12,   July 17,        July 12,
                                           1996        1995       1996            1995
                                        --------    --------   --------        --------
Income Statement Data:
Revenues:
 Net restaurant sales ..............       99.6%       99.4%      99.5%           99.3%
 Franchise income, net .............        0.4         0.6        0.5             0.7
                                       --------    --------   --------        --------
  Total revenues ...................      100.0       100.0      100.0           100.0
                                       ========    ========   ========        ========
Costs and expenses:
 Cost of restaurant sales(1) .......       34.9        36.3       35.4            36.4
 Restaurant operating expenses:
   Labor(1) ........................       28.4        28.0       28.9            28.8
   Occupancy and other(1) ..........       16.2        15.5       16.1            15.3
 General and administrative
   expenses ........................        6.0         6.4        6.3             6.6
 Depreciation and amortization .....        6.6         6.5        6.7             6.7
   Income from operations ..........        8.2         7.7        7.0             6.8
Interest expense ...................       (1.8)       (0.7)      (1.9)           (0.6)
Interest income ....................        0.5         0.2        0.6             0.3
 Other income (expense), net .......        0.0         0.1        0.0             0.0
                                       --------    --------   --------        --------
   Net income before income taxes ..        6.9         7.4        5.7             6.5
 Provision for income taxes ........       (2.8)       (2.7)      (2.3)           (2.4)
                                       --------    --------   --------        --------
  Net income .......................        4.2%        4.7%       3.4%            4.1%
                                       ========    ========   ========        ========
Restaurant Data:
Company-owned restaurants ..........                                79             55
Franchised restaurants .............                                19             18
                                                              --------        --------
Total restaurants ..................                                98             73
                                                              ========        ========

Average weekly net sales during
  the period .......................   $ 54,775    $ 56,350   $ 53,802        $ 54,893
Total number of operating weeks
  during the period ................        928         612      2,081          1,323

(1) As a percentage of net restaurant sales.

Twelve Weeks Ended July 17, 1996 Compared to Twelve Weeks Ended
July 12, 1995
- ---------------------------------------------------------------

     Net restaurant sales. Net restaurant sales increased $16,376,000 (47.3%) to $50,965,000 for the twelve week period ended July 17, 1996 (the "1996 second quarter") from $34,589,000 for the twelve week period ended July 12, 1995 (the "1995 second quarter"). This increase was largely the result of the addition of 25 new HomeTown Buffet restaurants since the 1995 second quarter.

     Average weekly net sales per restaurant decreased $1,575 (2.8%) to $54,775 for the 1996 second quarter from $56,350 for the 1995 second quarter. The Company is unable to predict average weekly sales in the remaining quarters of fiscal 1996.

     Franchise income. Net franchise income remained constant at $225,000 in the 1996 second quarter compared to $226,000 in the 1995 second quarter. Franchise income declined to 0.4% of total revenues in the 1996 second quarter from 0.6% in the 1995 second quarter primarily because of the lower growth in franchised restaurant revenues as compared to Company-owned restaurant revenues. The Company expects this trend to continue.

     Costs and expenses. Cost of restaurant sales increased $5,216,000 (41.6%) during the 1996 second quarter compared to the 1995 second quarter, but as a percentage of net restaurant sales declined to 34.9% in the 1996 second quarter from 36.3% in the 1995 second quarter. Management believes this decrease was due to improved purchasing, improved controls at the operating units and in part due to a small increase in the average meal price since the 1995 second quarter.

     Restaurant operating expenses increased $7,667,000 (50.9%) during the 1996 second quarter compared to the 1995 second quarter, and as a percentage of net restaurant sales these expenses increased to 44.6% in the 1996 second quarter from 43.5% in the 1995 second quarter. This increase was due to higher costs of certain supplies, including paper, as well as increased expenditures in repairs and maintenance, and the higher rent cost in the more recently opened locations on the East Coast.

     General and administrative expenses increased $863,000 (38.6%) to $3,096,000 in the 1996 second quarter from $2,233,000 in the 1995 second quarter but declined slightly as a percentage of total revenues to 6.0% from 6.4%.

     Depreciation and amortization increased $1,118,000 (49.1%) in the 1996 second quarter compared to the 1995 second quarter primarily due to opening and operation of 24 additional restaurants in the 1996 second quarter. As a percentage of restaurant sales these expenses remained relatively constant at 6.6% in the 1996 second quarter compared to 6.5% in the 1995 second quarter.

     Interest expense. Interest expense increased $670,000 in the 1996 second quarter to $900,000 from $230,000 in the 1995 second quarter due to increased borrowings to fund restaurant development through equipment financing and the issuance of $41,500,000 convertible subordinated 7% notes in a public offering in December 1995 (the "1995 Debt Offering").

     Interest income. Interest income increased $158,000 in the 1996 second quarter to $244,000 from $86,000 in the 1995 second quarter due to higher amounts of excess cash available for investment in the 1996 second quarter. Cash available for the purchase of investment grade, interest-bearing securities increased as a result of receipt of net proceeds of $40.3 million from the 1995 Debt Offering.

     Income taxes. Income tax expense of $1,418,000 in the 1996 second quarter reflects an estimated annual effective tax rate of 40.0% compared to an estimated annual effective tax rate of 37.0% in the 1995 second quarter. The increase in the effective tax rate from the 1995 second quarter to the 1996 second quarter was due to additional state income tax liabilities and the unavailability in 1996 of net operating loss carryforwards utilized in 1995.

Twenty-Eight Weeks Ended July 17, 1996 Compared
to Twenty-Eight Weeks Ended July 12, 1995
- -----------------------------------------------

     Net restaurant sales. Net restaurant sales increased $39,445,000 (54.1%) to $112,368,000 for the twenty-eight week period ended July 17, 1996 (the "1996 first twenty-eight weeks") from $72,923,000 for the twenty-eight week period ended July 12, 1995 (the "1995 first twenty-eight weeks"). This increase was largely the result of the addition of new HomeTown Buffet restaurants since the 1995 first twenty-eight weeks .

     Average weekly net sales per restaurant decreased $1,091 (2.0%) to $53,802 for the 1996 first twenty-eight weeks from $54,893 for the 1995 first twenty-eight weeks. The Company is unable to predict average weekly sales in the remaining quarters of fiscal 1996.

     Franchise income. Net franchise income increased $62,000 (12.2%) in the 1996 first twenty-eight weeks compared to the 1995 first twenty-eight weeks. Franchise income declined to 0.5% of total revenues in the 1996 first twenty-eight weeks from 0.7% in the 1995 first twenty-eight weeks primarily because of the lower growth in franchised units as compared to growth in Company-owned restaurant revenues. The Company expects this trend to continue.

     Costs and expenses. Cost of restaurant sales increased $13,161,000 (49.5%) during the 1996 first twenty-eight weeks compared to the 1995 first twenty-eight weeks but as a percentage of net restaurant sales declined to 35.4% in the 1996 first twenty-eight weeks from 36.4% in the 1995 first twenty-eight weeks. Management believes this decrease was due to improved purchasing, improved controls at the operating units and in part due to a small increase in the average meal price since the 1995 second quarter.

     Restaurant operating expenses increased $18,384,000 (57.2%) during the 1996 first twenty-eight weeks compared to the 1995 first twenty-eight weeks, and as a percentage of net restaurant sales these expenses increased to 45.0% in the 1996 first twenty-eight weeks from 44.1% in the 1995 first twenty-eight weeks. This increase was due to higher costs of certain supplies, including paper, as well as increased expenditures in repairs and maintenance, and the higher rent cost in the more recently opened locations on the East Coast.

     General and administrative expenses increased $2,308,000 (47.7%) to $7,146,000 in the 1996 first twenty-eight weeks from $4,838,000 in the 1995 first twenty-eight weeks but declined slightly as a percentage of total revenues to 6.3% from 6.6%.

     Depreciation and amortization increased $2,715,000 (55.6%) in the 1996 first twenty-eight weeks compared to the 1995 first twenty-eight weeks primarily due to opening and operation of additional restaurants in the 1996 first twenty-eight weeks and the full twenty-eight weeks of depreciation on the restaurants that opened during the 1995 first twenty-eight weeks. As a percentage of total revenues these expenses remained constant at 6.7%.

     Interest expense. Interest expense increased $1,704,000 in the 1996 first twenty-eight weeks to $2,114,000 from $410,000 in the 1995 first twenty-eight weeks due to increased borrowings to fund restaurant development through equipment financing and the 1995 Debt Offering.

     Interest income. Interest income increased $448,000 in the 1996 first twenty-eight weeks to $643,000 from $195,000 in the 1995 first twenty-eight weeks due to higher amounts of excess cash available for investment in the 1996 first twenty-eight weeks. Cash available for the purchase of investment grade, interest-bearing securities increased as a result of receipt of net proceeds of $40.3 million from the 1995 Debt offering.

     Provision for income taxes. Income tax expense of $2,588,000 in the 1996 first twenty-eight weeks reflects an estimated annual effective tax rate of 40.0% compared to an estimated annual effective tax rate of 37.0% in the 1995 first twenty-eight weeks. The increase in the effective tax rate from the 1995 first twenty-eight weeks to the 1996 first twenty-eight weeks was due to additional state income tax liabilities and the unavailability in 1996 of net operating loss carryforwards utilized in 1995.


Liquidity and Capital Resources

     Almost all of the Company's restaurants generate cash immediately through sales. The Company does not have significant inventory or trade receivables (nearly all of its sales are in cash) and it generally receives several weeks of trade credit in purchasing food and supplies.

     The Company's amended credit line with Sanwa Bank of California allows for borrowings of up to $10 million. As of July 17, 1996, there was no outstanding principal balance on the credit line; loans under the credit line bear interest at the bank's reference rate (8.25% on July 17, 1996) and the credit line expires on April 30, 1998.

     The Company plans to open approximately 24 restaurants in fiscal 1996, of which 9 had been opened through July 17, 1996. The Company has estimated capital expenditures to be approximately $50 to $55 million in fiscal 1996, of which approximately $17.6 million had been spent through July 17, 1996. Actual capital needs could vary significantly depending on the number of restaurants the Company develops through the lease of space in existing buildings as compared to the purchase or lease of building sites and the construction of free-standing restaurants. The development costs for a restaurant increase substantially when the Company purchases or leases land for the building site and constructs a free-standing restaurant. The Company expects that in fiscal 1996 a greater percentage of the restaurant development will come through the purchase or lease of building sites and construction of free-standing units as compared to prior years, and that therefore the Company's average cash investment in new unit development will be somewhat greater than in prior years.

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

                         PART II OTHER INFORMATION

Item 1.  Legal Proceedings

     On September 12, 1995, the Company was served with a complaint filed in the Superior Court for the State of California on July 31, 1995. The complaint asserted that the plaintiffs were denied access to a pre-reserved banquet room for which they had paid a deposit and that such denial was racially motivated and done with fraud and malice in Violation of the Unruh Act, a California anti-discrimination statute. The complaint further alleged that the Company continues to deny plaintiffs full and equal accommodations. The complaint sought damages of up to three times actual damages but not less than $250, without specifying any amount of actual damages, and further sought exemplary and punitive damages in the amount of $5 million. Recently, the court granted a motion for summary judgment filed by the Company on the ground that plaintiffs were not entitled to relief as a matter of law under the Unruh Act. The court, however, granted plaintiffs leave to amend the complaint to state claims for breach of contract or in tort, or both. Regardless, the Company believes the underlying allegations are without merit and expects to continue to defend itself vigorously.

     On August 9, 1996, HTB Restaurants, Inc. ("HTB Restaurants"), a franchisee of the Company, along with its parent entities, Summit Family Restaurants, Inc. and CKE Restaurants, Inc. (the "Plaintiffs"), filed suit against Buffets, Inc. ("Buffets") and the Company in Federal District Court for the District of Utah, Central Division. The suit alleges, among other things, that Buffets and the Company have illegally conspired to restrict competition and to prevent the Plaintiffs from developing additional HomeTown Buffet restaurants under the multiple unit agreement between the Company and HTB Restaurants. The suit includes claims against Buffets and the Company for violations of both federal and state antitrust laws, claims for unfair business practices, and claims for tortious interference with contract and economic relations. The suit also alleges claims against the Company for breach of contract and breach of the covenant of good faith and fair dealing. Plaintiffs seek up to $160 million in damaged and to enjoin the merger between Buffets and the Company. The Company and Buffets both intend to vigorously defend the lawsuit.


Item 4.  Submission of Matters to a Vote of Security Holders

     On May 14, 1996 at the Company's Annual Meeting, the holders of the Company's outstanding Common Stock took the actions described below:

          1. The stockholders elected the following persons to the Company's Board of Directors, by the votes indicated below, to serve for the ensuing year.

              a.  C. Dennis Scott

                  8,447,706   shares in favor
                     71,537   shares against or withheld
                          0   abstentions
                  3,073,061   broker non-votes

              b.  Dr. Christian F. Horn

                  8,447,706   shares in favor
                     71,537   shares against or withheld
                          0   abstentions
                  3,073,061   broker non-votes

              c.  Neal L. Wichard

                  8,447,706   shares in favor
                     71,537   shares against or withheld
                          0   abstentions
                  3,073,061   broker non-votes

              d.  Kerry A. Kramp

                  8,447,706   shares in favor
                     71,537   shares against or withheld
                          0   abstentions
                  3,073,061   broker non-votes

              e.  Phillip Freidman

                  8,447,706   shares in favor
                     71,537   shares against or withheld
                          0   abstentions
                  3,073,061   broker non-votes

              f.  Rebecca McKinnon

                  8,447,706   shares in favor
                     71,537   shares against or withheld
                          0   abstentions
                  3,073,061   broker non-votes

              g.  Phillip Ratner

                  8,447,706   shares in favor
                     71,537   shares against or withheld
                          0   abstentions
                  3,073,061   broker non-votes

          2. The stockholders approved, by the vote indicated below, an amendment to the Company's 1991 Stock Incentive Plan to increase the authorized shares of Common Stock available under the Plan from 1,600,000 shares to 2,100,000 shares.

              7,333,278   shares in favor
              1,169,109   shares against or withheld
                 16,856   abstentions
              3,073,061   broker non-votes

          3. The stockholders ratified, by the vote indicated below, the appointment of KPMG Peat Marwick as the independent accounts for fiscal 1996.

              8,489,980   shares in favor
                  6,010   shares against or withheld
                 23,253   abstentions
              3,073,061   broker non-votes


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     Ex. 27 - Financial Data Schedule

(b)  Reports on Form 8-K

     No reports on Form 8-K have been filed during the period for which this report is filed.

                                 Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               HomeTown Buffet, Inc.
                              (Registrant)

September 3, 1996              GLENN E. GLASSHAGEL
                               -------------------------------------------
                               Chief Financial and
                               Accounting Officer and Authorized
                               Officer

                               EXHIBIT INDEX

                                                                  Sequential
Exhibit No.   Description                                         Page No.
- -----------   -----------                                         --------

    27        Financial Data Schedule