Form 10-Q/A
period 1996-07-17
HOMETOWN BUFFET INC
filed 1996-09-17
CIK 910558

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

                  HomeTown Buffet, Inc. and Subsidiaries
                   Consolidated Statements of Cash Flows
                              (In thousands)
                                (Unaudited)

                                                               Twenty-Eight
                                                                Weeks Ended
                                                           ---------------------
                                                            July 17,    July 12,
                                                               1996        1995
                                                           --------    --------
Cash flows from operating activities:
Net income .............................................   $  3,881    $  3,021
Adjustments to reconcile net income to cash provided
    by operating activities:
Depreciation and amortization ..........................      7,600       4,885
Amortization of premium/discount on investments ........          0         (41)
Changes in assets and liabilities:
Receivables ............................................        509       1,832
Inventories ............................................        (58)       (161)
Prepaid expenses .......................................       (215)       (304)
Pre-opening costs ......................................       (958)     (1,035)
Other assets ...........................................       (998)        122
Accounts payable, trade ................................     (3,920)     (3,827)
Accrued expenses. ......................................      2,677       1,404
Deferred income taxes ..................................        327         379
Other liabilities ......................................        688         193
                                                           --------    --------
Net cash provided by operating activities...............      9,533       6,468
                                                           --------    --------
Cash flows from investing activities:
Purchase of investments ................................   (106,349)     (5,645)
Proceeds from sale of investments ......................    119,219      11,185
Purchase of property and equipment .....................    (17,588)    (22,880)
                                                           --------    --------
Net cash used in investing activities ..................     (4,718)    (17,340)
                                                           --------    --------
Cash flows from financing activities:
Sale of common stock ...................................        201          84
Proceeds on borrowings .................................      3,000      20,831
Payments on borrowings .................................     (5,000)     (9,375)
Payments on capital leases .............................       (999)       (699)
                                                           --------    --------
Net cash provided by financing activities ..............     (2,798)     10,841
                                                           --------    --------
 Increase/(decrease) in cash and cash equivalents ......      2,017         (31)
Cash and cash equivalents at beginning of period .......      1,155          85
                                                           --------    --------
Cash and cash equivalents at end of period .............   $  3,172    $     54
                                                           ========    ========
Supplemental disclosure of cash flow information:
Cash paid for:
Interest ...............................................   $  1,672    $    410
Income taxes ...........................................   $  1,824    $  1,435

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

                               HomeTown Buffet, Inc.
                              (Registrant)


September 17, 1996             GLENN E. GLASSHAGEL
                               -------------------------------------------
                               Chief Financial and
                               Accounting Officer and Authorized
                               Officer